Form 10-K
period 2005-12-31
Wachovia Student Loan Trust 2005-1
filed 2006-03-31
CIK 1345264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other Jurisdiction
Of Incorporation)
Registrant's telephone number, including area code:
Delaware
(I.R.S. Employer
Identification No.)
20-2964284
Commission File Number :
333-125821-01
(Address of Principal Executive Offices) (Zip Code)
28288
(704) 383-4629
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2005
or
For the transition period from _____________ to _____________
(Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Wachovia Student Loan Trust 2005-1
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Depositor as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Wachovia Bank, National Association
Charlotte, North Carolina
Wachovia Education Loan Funding LLC
301 South College Street, Suite F
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
Not Applicable.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
There were no legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuing entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WACHOVIA EDUCATION FINANCE INC., Dated: March 27, 2006
/s/ Ricardo Ramirez
as Master Servicer
By:
Name: Ricardo Ramirez
Title: Senior Vice President
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
31.1 Sarbanes-Oxley Certification
99.1 Report of Independent Registered Public Accounting Firm
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2005
a) Wachovia Bank, National Association, as Administrator
b) WACHOVIA EDUCATION FINANCE INC., as Servicer
a) Wachovia Bank, National Association, as Administrator
b) WACHOVIA EDUCATION FINANCE INC., as Servicer
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Report of Independent Registered Public Accounting
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2005
a) Wachovia Bank, National Association, as Administrator
b) WACHOVIA EDUCATION FINANCE INC., as Servicer
a) Wachovia Bank, National Association, as Administrator
b) WACHOVIA EDUCATION FINANCE INC., as Servicer